Form 10-K
period 2004-12-31
Centex Home Equity Loan Trust 2004-C
filed 2005-03-31
CIK 1294869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                           Commission File Number 333-105322-04
                                                                  ------------

                               CHEC FUNDING, LLC
             on behalf of itself and the Trust described below with
                      respect to which it is the depositor
             (Exact name of registrant as specified in its charter)


         Delaware                                       76-2851805
 (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation)

      2728 North Harwood
        Dallas, Texas                                     75201
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (214) 981-5000

        Centex Home Equity Loan Asset-Backed Certificates, Series 2004-C,
                 issued by Centex Home Equity Loan Trust 2004-C
           (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

                   Documents incorporated by reference: None

PART I

Item 1. Business.

        Not Applicable.

Item 2. Properties.

        Not Applicable.

Item 3. Legal Proceedings.

        The Registrant is not aware of any material legal proceeding with respect to itself, the Servicer or the Trustee, as related to the Trust.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

        There is currently no established public trading market for the certificates issued by the Trust.

        There are less than 300 participants in the DTC System.
        As of December 31, 2004 the total number of such DTC participants with respect to each class of certificates is set forth below:

        Class   AF_1       10
        Class   AF_2       3
        Class   AF_3       4
        Class   AF_4       6
        Class   AF_5       3
        Class   AF_6       3
        Class   AV_1       1
        Class   AV_2       8
        Class   AV_3       8
        Class   AV_4       1
        Class   AV_5       3
        Class   M_1        4
        Class   M_2        3
        Class   M_3        2
        Class   M_4        2
        Class   M_5        4
        Class   M_6        2
        Class   M_7        3
        Class   B          3

Item 6. Selected Financial Data

        Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations.

        Not Applicable.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable

Item 8. Financial Statements and Supplementary Data.

        Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Not Applicable.

Item 11. Executive Compensation

        Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. A beneficial owner of certificates is not entitled to receive a definitive certificate representing such certificates, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers.

     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York  10004

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

      Rule 13a-14(a)/15d-14(a) Certification, filed as Exhibit 31.1 hereto.

      Annual Summary Statement filed as Exhibit 99.1 hereto.

      Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.2 hereto.

      Annual Servicer's Statement as to Compliance, filed as Exhibit 99.3, hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.
                                      -3-

CHEC FUNDING, LLC
Centex Home Equity Loan Trust 2004-C
Centex Home Equity Loan Asset-Backed Certificates, Series 2004-C
-------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer of the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Centex Home Equity Company, LLC, as Servicer of the Centex Home Equity Loan Trust 2004-C

                   By:  /s/ Jesse K. Bray
                        --------------------------------------
                   Name:    Jesse K. Bray
                   Title:   Executive Vice President/Chief Financial Officer

                   Date:  March 30, 2005

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
                             Section 12 of the Act

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 31.1       Rule 13a-14(a)/15d-14(a) Certification
 99.1       Annual Summary Statement
 99.2 Annual Independent Accountant's Servicing Report with Management Assertion
 99.3       Annual Statement as to Compliance

                                  EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                          ---------------------------

                          SARBANES-OXLEY CERTIFICATION


I, Jesse K. Bray, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Centex Home Equity Loan Trust 2004-C;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, as Trustee.

                   By:
                        /s/ Jesse K. Bray
                        --------------------------------------
                 Name:  Jesse K. Bray
              Company:  Centex Home Equity Company, LLC as Servicer
                Title:  Executive Vice President/Chief Financial Officer

                 Date:  March 30, 2005

                                  EXHIBIT 99.1
                            Annual Summary Statement



---------------------------------------------------------------------------------------------------------------------------------
  CUSIP         ORIGINAL          PAID               PAID              TOTAL PAID      ENDING PRIN     CERT POOL FACTOR
                PRINCIPAL        PRINCIPAL           INTEREST                           BALANCE       (12/31/04 Per 1000)
---------------------------------------------------------------------------------------------------------------------------------
152314KZ2      200,000,000.00              0.00        4,206,273.47      4,206,273.47    200,000,000.00   1,000.00000000
152314KE9      100,340,000.00     32,124,467.21        1,675,087.46     33,799,554.67     68,215,532.79     679.84385878
152314KF6       22,950,000.00               0.00         593,831.25        593,831.25     22,950,000.00   1,000.00000000
152314KG4       51,280,000.00               0.00       1,546,092.00      1,546,092.00     51,280,000.00   1,000.00000000
152314KH2       49,750,000.00               0.00       1,895,474.97      1,895,474.97     49,750,000.00   1,000.00000000
152314KJ8       31,505,000.00               0.00       1,412,999.28      1,412,999.28     31,505,000.00   1,000.00000000
152314KK5       28,425,000.00               0.00       1,123,498.17      1,123,498.17     28,425,000.00   1,000.00000000
152314KL3       98,220,000.00      24,505,753.76       1,494,658.77     26,000,412.53     73,714,246.24     750.50138709
152314KM1      120,000,000.00      35,694,242.68       1,788,686.24     37,482,928.92     84,305,757.32     702.54797767
152314KN9      178,720,000.00      73,405,210.08       2,401,371.73     75,806,581.81    105,314,789.92     589.27254879
152314KP4       42,940,000.00               0.00         721,048.52        721,048.52     42,940,000.00   1,000.00000000
152314KQ2       25,120,000.00               0.00         462,551.30        462,551.30     25,120,000.00   1,000.00000000
152314KY5       14,850,000.00               0.00         464,950.21        464,950.21     14,850,000.00   1,000.00000000
152314KR0       33,750,000.00               0.00         621,461.28        621,461.28     33,750,000.00   1,000.00000000
152314KS8       27,000,000.00               0.00         507,594.03        507,594.03     27,000,000.00   1,000.00000000
152314KT6       18,450,000.00               0.00         366,802.41        366,802.41     18,450,000.00   1,000.00000000
152314KU3       13,050,000.00               0.00         297,740.10        297,740.10     13,050,000.00   1,000.00000000
152314KV1       16,650,000.00               0.00         392,732.81        392,732.81     16,650,000.00   1,000.00000000
152314KW9       13,500,000.00               0.00         344,494.50        344,494.50     13,500,000.00   1,000.00000000
152314KX7       13,500,000.00               0.00         401,832.01        401,832.01     13,500,000.00   1,000.00000000
N/C99778                 0.00               0.00               0.00              0.00              0.00   1,000.00000000
N/C99777                 0.00               0.00       2,602,018.32      2,602,018.32              0.00   1,000.00000000

------------------------------------------------------------------------------------------------------------------------------------




                                      -8-

                                  EXHIBIT 99.2
               Annual Independent Accountant's Servicing Report
                            with Management Assertion



Ernst & Young LLP
Dallas, Texas


                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

The Member of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC

     We have examined management's assertion, included in the accompanying report titled Report of Management, except that the minimum servicing standard for returning excess escrow from loan payoff is 30 days and company policy is 45 days, Centex Home Equity Company, LLC and subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies) complied with the minimum servicing standands set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the period ended March 31, 2004. Management is responsible for the Companies' compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the management's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companies' compliance with specified requirements.

     In our opinion, management's assertion that the Companies complied with the aforementioned requirements during the period ended March 31, 2004, except that the minimum servicing standard for returning excess escrow from loan payoff is 30 days and company policy is 45 days, is fairly stated, in all material respects.

     This report is intended solely for the information and use of the audit committee, management and the Companies' private investors and is not intended to be and should not be used by anyone other than these specified parties.

Ernst & Young LLP

May 21, 2004




Centex Home Equity Corporation


           Management's Assertion on Compliance With Minimum Servicing
                           Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                              Report of Management


     We, as members of management of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (the Companies), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Companies' compliance with the minimum servicing standards as set forth in the USAP as of March 31, 2004 and for the period then ended. Based on this evaluation, we assert that during the year ended March 31, 2004, the Companies complied, in all material respects, with the minimum servicing standards set forth in the USAP.

     As of and for this same period, the Companies had in effect a fidelity bond in the amount of $40 million and an errors and omissions policy in the amount of $6 million.

/s/  Jay Bray
------------------------
Jay Bray
Executive Vice President
Chief Financial Officer


July 23, 2004

Ernst & Young LLP
Dallas, Texas


                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

The Members of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies) complied with the minimum servicing standands set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the nine month period ended December 31, 2004. Management is responsible for the Companies' compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Companies' compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Pubic Accountants and, accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companies' compliance with specified requirements.

In our opinion, management's assertion that the Companies complied with the aforementioned requirements during the nine month period ended December 31, 2004 is fairly stated, in all material respects.


Ernst & Young LLP

March 16, 2005



Centex Home Equity Corporation


           Management's Assertion on Compliance With Minimum Servicing
        Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management

We, as members of management of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (the Companies), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Companies' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the nine-month period then ended. Based on this evaluation, we assert that during the nine-month period ended December 31, 2004, the Companies complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Companies had in effect a fidelity bond and errors and omissions policy in the amount of $25 million and $6 million, respectively.

/s/  Jay Bray
------------------------
Jay Bray
Executive Vice President - Chief Financial Officer

/s/ Jerry Berrens
------------------------
Jerry Berrens
Vice President - Controller

March 16, 2005

                                      99.3
                        Annual Statement as to Compliance
                                ----------------

                        ANNUAL STATEMENT AS TO COMPLIANCE


     As of and for the  calendar  year ended  December  31,  2004,  pursuant  to
Section 8.16 of the Pooling and Servicing Agreement, the undersigned on behalf of Centex Home Equity Company, LLC has performed the reviews of the activities of the Servicer during such calendar year and of performance under the Pooling and Servicing Agreement, for Centex Home Equity Loan Trust 2004-A under my supervision.

     To the best of my knowledge, based on such review, the Servicer has fulfilled all obligations under the Pooling and Servicing Agreement for the calendar year above referenced.


/s/ Bob Frye
-----------------------
Bob Frye
Executive Vice President - Servicing